Form 10-Q
period 1996-03-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1996-05-14
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1996

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                       Commission file number 033-70568

               I.R.S. Employer Identification Number 55-0737400

                        PDC 1994-D LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     XX       No

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1996 and December 31, 1995         1

           Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1996                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995

      Assets                                            1996          1995
                                                     (unaudited)

Current assets:
    Cash                                            $    7,502         7,752
    Accounts receivable - oil and gas revenues         308,616       150,412
      Total current assets                             316,118       158,164

Oil and gas properties,
    successful efforts method
      Oil and gas properties                         8,235,684     8,235,684
      Less accumulated depreciation, depletion,
       and amortization                                670,749       536,964
                                                     7,564,935     7,698,720

                                                    $7,881,053     7,856,884

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   34,443        34,692
      Total current liabilities                         34,443        34,692

Partners' equity                                     7,846,610     7,822,192


                                                    $7,881,053     7,856,884


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                     Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                     1996          1995

Revenues:
    Sales of oil and gas                           $384,371       19,731
    Transportation revenue                              159        1,768
    Interest income                                     787         -
                                                    385,317       21,499

Expenses:
    Lifting cost                                     57,874        6,230
    Depreciation, depletion and amortization        133,785       18,094

                                                    191,659       24,324

      Net income (loss)                            $193,658       (2,825)


      Net income (loss) per limited and
        additional general partner unit            $    410           (6)

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner       Total

Balance, December 31, 1995         $6,257,753       $1,564,439     $7,822,192
Net income                            154,926           38,732        193,658
Distribution to partners             (135,392)         (33,848)      (169,240)

      Balance, March 31, 1996      $6,277,287       $1,569,323     $7,846,610

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                            1996        1995

Cash flows from operating activities:
      Net income (loss)                                 $ 193,659      (2,825)
      Adjustments to reconcile net income (loss)
        to net cash provided from (used by)
        operating activities:
          Depreciation, depletion, and amortization       133,785      18,094
          Changes in operating assets and liabilities:
          Increase in accounts receivable
             - oil and gas revenues                      (158,204)    (15,269)
          Decrease in accrued expenses                       (250)     (1,050)
             Net cash provided from (used by)
               operating activities                       168,990      (1,050)

Cash flows from financing activities:
      Distributions to partners                          (169,240)       -
             Net cash used
             by financing activities                     (169,240)       -

Net decrease in cash                                         (250)     (1,050)
Cash at beginning of period                                 7,752      20,774
Cash at end of period                                   $   7,502      19,724

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded on December 30, 1994 with initial Limited and Additional General Partner contributions of $7,548,761 and the Managing General Partner contributed $1,651,292. Offering, organization and legal costs of $943,595 were incurred leaving available capital of $8,256,458 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1995. Forty-two wells have been drilled, of which thirty-eight have been completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at March 31, 1996 of $281,675.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently high and while they are not predictable in the coming year, it appears they will average higher in 1996 than in 1995.

    Results of Operations

         Revenue and expenses during the first quarter of 1996 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1995 all of the wells were not yet turned into line and producing. The Partnership distributed $169,240 to the partners during the first quarter of 1996.

                                                                CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 13, 1996                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 13, 1996                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer