Form 10-Q
period 1996-06-30
PDC 1994-D LIMITED PARTNERSHIP
filed 1996-08-09
CIK 943551

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1996 and December 31, 1995          1

           Statements of Operations -
            Three Months and Six Months Ended June 30, 1996 and 1995   2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1996                             3

           Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995

      Assets                                            1996          1995
                                                     (unaudited)

Current assets:
    Cash                                            $       96         7,752
    Accounts receivable - oil and gas revenues         206,146       150,412
      Total current assets                             206,242       158,164

Oil and gas properties,
    successful efforts method
      Oil and gas properties                         8,235,684     8,235,684
      Less accumulated depreciation, depletion,
       and amortization                                840,344       536,964
                                                     7,395,340     7,698,720

                                                    $7,601,582     7,856,884

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   21,996        34,692
      Total current liabilities                         21,996        34,692

Partners' equity                                     7,579,586     7,822,192


                                                    $7,601,582     7,856,884


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            1996         1995          1996         1995

Revenues:
  Sales of oil and gas                     $282,208   $150,636       $666,579     $170,367
  Transportation revenue                      1,723      8,088          1,882        9,856
  Interest income                               829       -             1,616         -
                                            284,760    158,724        670,077      180,223

Expenses:
  Lifting cost                               66,149     37,931        124,023       44,161
  Direct administrative cost                     15        478             15          478
  Depreciation, depletion and amortization  169,595     89,012        303,380      107,106

                                            235,759    127,421        427,418      151,745

     Net income                            $ 49,001   $ 31,303       $242,659     $ 28,478


     Net income per limited and
       additional general partner unit     $    104   $     66       $    514     $     60

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995         $6,257,753       $1,564,439   $7,822,192
Net income                            194,127           48,532      242,659
Distribution to partners             (388,213)         (97,052)   (485,265)

      Balance, June 30, 1996       $6,063,667       $1,515,919   $7,579,586

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                    Six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                            1996   1995

Cash flows from operating activities:
      Net income                                        $ 242,659 $ 28,478
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, and amortization       303,380  107,106
          Changes in operating assets and liabilities:
          Increase in accounts receivable
             - oil and gas revenues                       (55,734)(107,959)
          Decrease in accrued expenses                    (12,696) (13,500)
             Net cash provided from
               operating activities                       477,609   14,125

Cash flows from financing activities:
      Distributions to partners                          (485,265) (28,097)
             Net cash used
             by financing activities                     (485,265) (28,097)

Net decrease in cash                                       (7,656)(13,972)
Cash at beginning of period                                 7,752   20,774
Cash at end of period                                   $      96 $  6,802

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at June 30, 1996 of $184,246.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently above usual seasonal averages, while they are not predictable in the coming year, it appears that on average, they will be higher in 1996 than in 1995.

    Results of Operations

    Three Months Ended June 30, 1996 Compared with 1995

         Revenue and expenses during the second quarter of 1996 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1995 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced net income of only $49,001, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $316,025 to the partners during the second quarter of 1996.


    Six Months Ended June 30, 1996 Compared with 1995

         Revenue and expenses during the first six months of 1996 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1995 all of the wells were not turned into line and producing for the entire period. While the Partnership experienced a net income of $242,659, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $485,265 to the partners during the first six months of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 7, 1996                           /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  August 7, 1996                           /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer