Form 10-Q
period 1996-09-30
PDC 1994-D LIMITED PARTNERSHIP
filed 1996-11-14
CIK 943551

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1996 and December 31, 1995     1

           Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1996 and 1995                                2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1996                       3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995

      Assets                                            1996          1995
                                                     (unaudited)

Current assets:
    Cash                                            $      656    $    7,752
    Accounts receivable - oil and gas revenues         158,179       150,412
      Total current assets                             158,835       158,164

Oil and gas properties,
    successful efforts method
    Oil and gas properties                           8,235,684     8,235,684
      Less accumulated depreciation, depletion,
       and amortization                                980,777       536,964
                                                     7,254,907     7,698,720

                                                    $7,413,742    $7,856,884

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   11,680    $   34,692
      Total current liabilities                         11,680        34,692

Partners' equity                                     7,462,062     7,822,192


                                                    $7,413,742    $7,856,884


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                            1996         1995          1996         1995

Revenues:
  Sales of oil and gas                   $ 209,173   $ 195,650      $875,752      $366,017
  Transportation revenue                       917      (3,130)        2,799         6,726
  Interest income                              576         153         2,192           153
                                           210,666     192,673       880,743       372,896

Expenses:
  Lifting cost                              67,564      51,864       191,587        96,025
  Direct administrative cost                    15         -              30           478
  Depreciation, depletion and amortization 140,433     167,572       443,813       274,678
                                           208,012     219,436       635,430       371,181

     Net income (loss)                     $ 2,654    $(26,763)     $245,313      $  1,715


     Net income (loss) per limited and
       additional general partner unit     $     6    $    (56)     $    520      $      4

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                     Nine months ended September 30, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995         $6,257,753       $1,564,439   $7,822,192
Net income                            196,250           49,063      245,313
Distribution to partners             (532,775)        (132,668)    (665,443)

      Balance, September 30, 1996  $5,921,228       $1,480,834   $7,402,062

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                 Nine Months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                          1996        1995

Cash flows from operating activities:
      Net income                                      $245,313    $   1,715
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, and amortization    443,813      274,678
          Changes in operating assets and liabilities:
          Increase in accounts receivable
             - oil and gas revenues                     (7,767)    (127,479)
          Decrease in accrued expenses                 (23,012)     (13,500)
             Net cash provided from
               operating activities                    658,347      135,414



Cash flows from financing activities:
      Distributions to partners                       (665,443)    (149,148)
             Net cash used by
              financing activities                    (665,443)    (149,148)


Net decrease in cash                                    (7,096)     (13,734)
Cash at beginning of period                              7,752       20,774
Cash at end of period                                $     656    $   7,040

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at September 30, 1996 of $147,155.

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

    Results of Operations

    Three Months Ended September 30, 1996 Compared with 1995

         Revenue and expenses during the third quarter of 1996 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1995 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced net income of only $2,654, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $180,178 to the partners during the third quarter of 1996.

    Nine Months Ended September 30, 1996 Compared with 1995

         Revenue and expenses during the first nine months of 1996 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1995 all of the wells were not turned into line and producing for the entire period. While the Partnership experienced a net income of $245,313, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $665,443 to the partners during the first nine months of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 13, 1996                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 13, 1996                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer