Form 10-K
period 1996-12-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1997-03-25
CIK 943551

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1996

  Commission File Number  033-70568

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transaction period from                 to

                       PDC 1994-D LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)



    West Virginia                                             55-0737400
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



103 East Main Street, Bridgeport, West Virginia  26330
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   General and Limited Partnership Interests
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  PART I

ITEM 1.  BUSINESS.

General

    PDC 1994-D Limited Partnership ("the Partnership") is a limited partnership formed on December 30, 1994 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

    Since the commencement of operations on December 30, 1994, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the northern Appalachian Basin. A total of 9 limited partners contributed initial capital of $90,000; a total of 519 additional general partners contributed initial capital of $7,458,761; and PDC (Managing General Partner) contributed $1,651,292 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

    Under the terms of the Agreement, the allocation of revenues is as follows:

                                          Allocation
                                         of Revenues
          Additional General and
            Limited Partners                  80%

          Managing General Partner            20%

    Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

    The Partnership has no employees, however, PDC has approximately 72 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of 43 gross wells and will continue to operate and produce its 39 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

    See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

    The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.

Competition

    The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

    State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

Federal Regulations

    Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January 1981 when controls were effectively eliminated by executive order of the President. As a result, to the extent the Partnership sells oil produced from its properties, those sales are at unregulated market prices.

    Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Partnership would be minimal since the partnership expects to sell only small quantities of liquid hydrocarbons, if any.

    Natural Gas Regulation. Sale of natural gas by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas sold intrastate. The Federal Energy Regulatory Commission (FERC) regulates the operation and cost of interstate pipeline operators who transport gas. Currently the price of gas to be sold by the Partnership is not regulated by any state or federal agency.

    The FERC has adopted major changes in certain of its regulations and continues to make additional changes that will significantly affect future transportation and marketing of natural gas.

    The Partnership is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rulemakings.

    Proposed Regulation. Numerous proposals concerning energy are being considered by the United States Congress, various state legislatures and regulatory agencies. The possible outcome and effect of these proposals cannot be accurately predicted.

    Environmental and Safety Regulation. The Partnership believes that it complies, in all material respects, with all legislation and regulations affecting its operations in the drilling and production of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Partnership's expenditures for capital equipment, its operations or its competitive position. The cost of such compliance is not anticipated to be material in the future.

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 30, 1994 (date of inception) to March 15, 1997, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1997. . .       39        4   43        35.42    3.99    39.41

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1997.

                                Productive Gas Wells

Well Name           County           State           Gross               Net
Pond Fork #121      Boone             WV               1                 .9225
Vandevender #2      Taylor            WV               1                 .9975
Vandevender #3      Taylor            WV               1                 .9975
Mitchell #261       Clearfield        PA               1                 .7475
Vandevender #4      Taylor            WV               1                 .9975
Mitchell #272       Clearfield        PA               1                 .7475
Irvin #258          Clearfield        PA               1                 .7475
Veltri #1, A.       Taylor            WV               1                 .9975
Kaufman #221        Clearfield        PA               1                 .7475
Graham #217         Clearfield        PA               1                 .7475
Berwind #1804       McDowell          WV               1                 .9645
Smith #1, J.        Barbour           WV               1                 .9975
Stout #2, J.        Doddridge         WV               1                 .9975
Mitchell #266       Clearfield        PA               1                 .7475
Berwind #1803       McDowell          WV               1                 .9645
Vandevender #5      Taylor            WV               1                 .9975
Berwind #1808       McDowell          WV               1                 .9645
Mitchell #265       Clearfield        PA               1                 .7475
Berwind #1801       McDowell          WV               1                 .9645
Willis #2, F.       Taylor            WV               1                 .9975
Winters #3, S.      Washington        OH               1                 .9975
Bumgardner #1       Harrison          WV               1                 .9975
Ware #1, J.         Barbour           WV               1                 .9975
Berwind #1802       McDowell          WV               1                 .9645
Price #1            Clearfield        PA               1                 .7475
McDaniel #1         Taylor            WV               1                 .9975
Berwind #1806       McDowell          WV               1                 .9645
Graham #229         Clearfield        PA               1                 .7475
Zinn #2, J.         Taylor            WV               1                 .9975
Winters #4          Washington        OH               1                 .9975
Berwind #1807       McDowell          WV               1                 .9645
Graham #231         Clearfield        PA               1                 .7475
Mangelo #2          Taylor            WV               1                 .9975
Zirkle #1, W.       Barbour           WV               1                 .9975
Thompson Land #5    Clay              WV               1                 .9975
Compton #2          Taylor            WV               1                 .9975
Zinn #4             Taylor            WV               1                 .9975
Ware #2A, J.        Barbour           WV               1                 .9975
Berwind #1819       McDowell          WV               1                 .3200
                                                      39               35.4200

    A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

    The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

    As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations are generally made, including in most cases receiving a title opinion of legal counsel, before commencement of drilling operations. A thorough examination of title has been made with respect to all of the Partnership's producing properties and the Partnership believes that it has generally satisfactory title to such properties.

ITEM 3.  LEGAL PROCEEDINGS.

    The Managing General Partner as driller/operator is not party to any legal action that would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the security holders of the Partnership for the period from December 30, 1994 (date of inception) to December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1996, PDC 1994-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 4.50 units at $20,000 per unit of limited partnership interests and a total of 519 Additional General Partners who fully paid for 372.938 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

    Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                       Periods ended December 31,
                                                     1996         1995         1994


Oil and Gas Sales . . . . . . . . . . . . . . . . . .$1,136,669  $582,423   $     -
Costs and Expenses  . . . . . . . . . . . . . . . 1,994,230       723,043     202,219
Net Loss  . . . . . . . . . . . . . . . . . . . .   854,991       133,005     202,219
Allocation of Net Loss:
      Managing General Partner. . . . . . . . . .   171,805        26,601       2,700
      Limited and Additional General Partners . .   683,186       106,404     199,519
      Per Limited and Additional
       General Partner Unit                           1,810           282         529
Total Assets. . . . . . . . . . . . . . . . . . . 6,206,085     7,856,884   8,256,458
Distributions:
      Managing General Partner. . . . . . . . . .     .158,640     57,552         -
      Limited and Additional General Partners . .     .638,753    230,209         -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
       OF OPERATIONS.

Liquidity and Capital Resources

    The Partnership was funded with initial Limited and Additional General Partner contributions of $7,548,761 and the Managing General Partner contributed $1,651,292 in accordance with the Agreement. Syndication and management fee costs of $943,595 were incurred leaving available capital of $8,256,458 for Partnership activities.

    The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well activities by December 31, 1996. Forty-three wells have been drilled, of which thirty-nine have been completed as producing wells.

    The Partnership had net working capital at December 31, 1996 of $160,472.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1996 Compared to 1995

    Oil and gas sales increased 95.2% in 1996 compared to 1995 due to increased sales volumes (1995 was not a full production year, see note below) and higher average sales prices of natural gas. The net loss of $845,911 in 1996 was primarily due to the impairment charge for oil and gas properties. This charge did not affect cash distributions to the partners which increased from $287,761 in 1995 to $797,393 in 1996.

1995 Compared to 1994

    The Partnership's wells were drilled and completed during the first quarter of 1995 with production starting in the second quarter. Total natural gas sales for this year were $582,423 with cash distributions to the partners of $287,761.

    The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas prices are subject to general market conditions which drive the pricing changes.

    The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1996 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:


                                          Periods Ended December 31,

                                                    1996        1995        1994
Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment                   -           -     $8,235,684
Syndication and management fee                        -           -        943,595
Operator's charges                                $269,792     150,908        -
Tax return preparation                               3,605       3,560       4,500
Direct administrative cost                           1,614       1,410       1,250

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

             See Index to Financial Statements on F-2

             (2)  Financial Statement Schedules

             See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

                                                                CONFORMED COPY

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PDC 1994-D Limited Partnership
                                                By its Managing General Partner
                                                Petroleum Development
                                                Corporation



                                                By /s/ James N. Ryan
                                                  James N. Ryan, Chairman



                                                March 24, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 24, 1997



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 24, 1997



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 24, 1997
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 24, 1997

                              PDC 1994-D LIMITED PARTNERSHIP
                              (A West Virginia Limited Partnership)

                              Financial Statements for Annual Report
                              on Form 10-K to Securities and Exchange
                              Commission

                              Years Ended December 31, 1996, 1995 and
                              Period from December 30, 1994 (Date of Inception) to December 31, 1994

                              (With Independent Auditors' Report Thereon)

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)



                         Index to Financial Statements



Independent Auditors' Report                                            F-3
Balance Sheets - December 31, 1996 and 1995                             F-4
Statements of Operations -  Years Ended December 31, 1996 and 1995
 and Period from December 30, 1994 (Date of Inception)
 to December 31, 1994                                                   F-5
Statements of Partners' Equity - Years Ended December 31, 1996 and 1995
 and Period from December 30, 1994 (Date of Inception)
 to December 31, 1994                                                   F-6
Statements of Cash Flows -  Years Ended December 31, 1996 and 1995
 and Period from December 30, 1994 (Date of Inception)
 to December 31, 1994                                                   F-7
Notes to Financial Statements                                           F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                         Independent Auditors' Report



To the Partners
PDC 1994-D Limited Partnership:

We have audited the financial statements of PDC 1994-D Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1994-D Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period from December 30, 1994 (date of inception) to December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, effective January 1, 1996, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                                    KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 20, 1997

                      PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1996 and 1995

      Assets                                           1996           1995

Current assets:
    Cash                                            $      920         7,752
    Accounts receivable - oil and gas revenues         195,829       150,412
      Total current assets                             196,749       158,164

Oil and gas properties,
    successful efforts method
    (Notes 3 and 5):
      Oil and gas properties                         7,174,936     8,235,684
      Less accumulated depreciation, depletion,
       and amortization                              1,165,600       536,964
                                                     6,009,336     7,698,720

                                                    $6,206,085     7,856,884

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   36,277        34,692
      Total current liabilities                         36,277        34,692

Partners' equity                                     6,169,808     7,822,192


                                                    $6,206,085     7,856,884


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

Years Ended December 31, 1996 and 1995 and the
 Period from December 30, 1994 (Date of Inception) to December 31, 1994

                                              1996         1995       1994

Revenues:
  Sales of oil and gas                  $ 1,136,669      582,423        -
  Transportation revenue                       -           6,802        -
  Interest income                             2,570          813        -
                                          1,139,239      590,038        -

Expenses (note 3):
  Lifting cost                              269,792      150,908        -
  Management fee                               -            -       188,719
  Independent audit fee                       7,230        7,204      7,000
  Franchise taxes                            15,190       17,497        750
  Tax return preparation                      3,605        3,560      4,500
  Direct administrative cost                  1,614        1,410      1,250
  Independent engineering cost                7,415        5,500        -
  Depreciation, depletion and amortization  628,636      536,964        -
  Loss on impairment of oil and
   gas properties                         1,060,748         -           -

                                          1,994,230      723,043    202,219

    Net loss                             $ (854,991)   $(133,005)  (202,219)


    Net loss per limited
      and additional
      general partner unit               $   (1,810)   $    (282)      (529)

See accompanying notes to financial statements.

PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

                Years Ended December 31, 1996 and 1995 and the
     Period from December 30, 1994 (Date of Inception) to December 31, 1994


                                  Limited
                                  and additional     Managing
                                  general partners   general partner     Total
Partners' initial capital
  contributions                   $7,548,761           1,651,292       9,200,053
Syndication costs                   (754,876)               -           (754,876)
Net loss                            (199,519)             (2,700)       (202,219)
   Balance, December 31, 1994      6,594,366           1,648,592       8,242,958

Net loss
Distributions to partners           (106,404)            (26,601)      (133,005)
                                    (230,209)            (57,552)       (287,761)
   Balance, December 31, 1995      6,257,753           1,564,439       7,822,192

Net loss                            (683,186)          (171,805)        (854,991)
Distributions to partners           (638,753)          (158,640)        (797,393)
   Balance, December 31, 1996     $4,935,814          1,233,994        6,169,808

See accompanying notes to financial statements.

                          PDC 1994-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                  Years Ended December 31, 1996 and 1995 and the
Period from December 30, 1994 (Date of Inception) to December 31, 1994


                                                  1996          1995       1994

Cash flows from operating activities:
      Net loss                              $ (854,991)     (133,005)    (202,219)
      Adjustments to reconcile net
       loss to net cash provided from
       (used by) operating activities:
          Depreciation, depletion and
           amortization                        628,636       536,964         -
          Loss on impairment of oil
           and gas properties                1,060,748          -            -
          Changes in operating assets and
            liabilities:
            Increase in accounts receivable -
             oil and gas revenues              (45,417)     (150,412)        -
            Increase in accrued expenses         1,585        21,192       13,500

            Net cash provided from
             (used by) operating activities    790,561       274,739     (188,719)

Cash flows from investing activities:
      Expenditures for unevaluated
       oil and gas properties                     -             -      (8,235,684)

            Net cash used by
             investing activities                 -             -      (8,235,684)

Cash flows from financing activities:
      Limited and additional general
       partner contributions                      -             -       7,548,761
      Managing General Partner contribution       -             -       1,651,292
      Syndication cost paid                       -             -        (754,876)
      Distributions to partners               (797,393)     (287,761)        -

            Net cash (used by) provided from
             financing activities             (797,393)     (287,761)   8,445,177

Net (decrease) increase in cash                 (6,832)      (13,022)      20,774
Cash at beginning of period                      7,752        20,774         -
Cash at end of period                       $      920         7,752       20,774




See accompanying notes to financial statements.

                          PDC 1994-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                    Years Ended December 31, 1996, 1995 and the
       Period from December 30, 1994 (date of inception) to December 31, 1994

(1)  Summary of Significant Accounting Policies

    Partnership Financial Statement Presentation Basis

    The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1994-D Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

    Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

    The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

    Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

    Income Taxes

    Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

    Under federal income tax laws, regulations and administrative rulings, certain types of transactions may be accorded varying interpretations. Accordingly, the Partnership's tax return and, consequently, individual tax returns of the partners may be changed to conform to the tax treatment resulting from a review by the Internal Revenue Service.

    New Pronouncement

    The Partnership adopted Statement of Financial Accounting Standard No.
      121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and with out interest charges) is less than the carrying


(Continued)

                      PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

      amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable tangibles is based on the fair value of an asset. During 1996 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $1,060,748.

    Use of Estimates

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
      Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

(2)   Organization

    The Partnership was organized as a limited partnership on December 30, 1994 in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian Basin.

    Purchasers of partnership units subscribed to and fully paid for 4.5 units of limited partner interests and 372.938 units of additional general partner interests at $20,000 per unit (Collectively, Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its 20% capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

    Upon completion of the drilling phase of the Partnership's wells, all additional general partners units are converted into units of limited partner interests and thereafter become limited partners of the Partnership. Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

    In accordance with the terms of the Partnership Agreement (the
      Agreement),the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)   Transactions with Managing General Partner and Affiliates

    The Partnership's transactions with the Managing General Partner include charges for the following:
                                                Periods ended December 31,
                                              1996        1995        1994
        Drilling, completion
         and lease costs                     -           -     $8,235,684
        Offering and organization costs
         (includes reimbursements of
         commissions, and management fee)    -           -        943,595
        Lifting costs                    $269,792    $150,908        -
        Tax return preparation              3,605       3,560       4,500
        Direct administrative cost          1,614       1,410       1,250

                         PDC 1994-D LIMITED PARTNERSHIP
                      (A West Virginia Limited Partnership)

                    Notes to Financial Statements, Continued

(4)   Allocation

      The following table summarizes the participation of the Managing General
        Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

                                                                Managing
                                                  Investor      General
    Partnership Costs                             Partners      Partner

Broker-dealer Commissions and Expenses(1). .      100%            0%
Management Fee . . . . . . . . . . . . . . .      100%            0%
Undeveloped Lease Costs. . . . . . . . . . .        0%          100%
Drilling and Completion Costs. . . . . . . .       80%           20%
Tangible Equipment . . . . . . . . . . . . .        0%          100%
Intangible Drilling and Development Costs. .      100%            0%
Operating Costs(2) . . . . . . . . . . . . .       80%           20%
Direct Costs(3). . . . . . . . . . . . . . .       80%           20%
Administrative Costs . . . . . . . . . . . .        0%          100%
    Partnership Revenues

Sale of Oil and Gas Production(4). . . . . .       80%           20%
Sale of Productive Properties(5) . . . . . .       80%           20%
Sale of Undeveloped Leases . . . . . . . . .       80%           20%
Interest Income. . . . . . . . . . . . . . .       80%           20%
____________________

  (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, and due diligence expenses, of the Partnerships will be paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10% of Subscriptions will be paid by the Managing General Partner, without recourse to the Partnership.

  (2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

  (3) The Managing General Partner will receive monthly reimbursement from the Partnership for the direct costs incurred by the Managing General Partner on behalf of the Partnership.

  (4) The revenues and expenses to be allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners in each producing well may be increased and the interest of the Managing General Partner in each well may be decreased if such well fails to meet certain production levels. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed production levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

                     PDC 1994-D LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                Notes to Financial Statements, Continued

  (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated.

(5)     Costs Relating to Oil and Gas Activities

        The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                         December 31,
                                                        1996         1995
         Lease acquisition costs                  $   232,411       232,411
         Intangible development costs               6,667,795     6,667,795
         Well equipment                             1,335,478     1,335,478
         Impairment charge                         (1,060,748)         -
                                                  $ 7,174,936     8,235,684

         The following costs were incurred for the Partnership's oil and gas activities:
                                           Periods ended December 31,
                                      1996          1995           1994
         Costs capitalized:
         Unevaluated oil
          and gas properties       $    -             -          8,235,684
                                   $    -             -          8,235,684

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties
        differs from the basis used for financial reporting purposes.   At
        December 31, 1996 and 1995, the income tax basis of the partnership's oil and gas properties was $1,406,105 and $1,501,027, respectively.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

(7)     Supplemental Reserve Information (Unaudited)

        Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. Since December 31, 1996 prices have declined to seasonal levels. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:
                                                         Natural gas
                                                            (mcf)
        Proved developed reserves as of
         December 30, 1994 (date of inception)                -
        Extensions, discoveries and other additions       6,162,998
        Production                                         (285,834)

        Proved developed reserves as of
         December 31, 1995                                5,877,164

        Revisions of prior estimates                       (885,225)
        Production                                         (392,496)

        Proved developed reserves as of
         December 31, 1996                                 4,599,443