Form 10-Q
period 1997-03-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1997-05-14
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1997 and December 31, 1996         1

           Statements of Operations -
            Three Months Ended March 31, 1997 and 1996                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1997                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996

      Assets                                            1997          1996
                                                     (unaudited)

Current assets:
    Cash                                           $    1,903            920
    Accounts receivable - oil and gas revenues        192,650        195,829
      Total current assets                            194,553        196,749

Oil and gas properties,
    successful efforts method
      Oil and gas properties                        7,174,936      7,174,936
      Less accumulated depreciation, depletion,
       and amortization                             1,287,006      1,165,600
                                                    5,887,930      6,009,336

                                                   $6,082,483      6,206,085

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                               $   32,839         36,277
      Total current liabilities                        32,839         36,277

Partners' equity                                    6,049,644      6,169,808


                                                   $6,082,483      6,206,085


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                    Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     1997          1996

Revenues:
    Sales of oil and gas                           $251,266      $384,371
    Transportation revenue                              129           159
    Interest income                                     994           787
                                                    252,389       385,317

Expenses:
    Lifting cost                                     38,380        57,874
    Direct administrative cost                           12          -
    Depreciation, depletion and amortization        121,406       133,785
                                                    159,798       191,659

      Net income                                   $ 92,591      $193,658

      Net income per limited and
        additional general partner unit            $    202      $    410

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner       Total

Balance, December 31, 1996         $4,935,814       $1,233,994     $6,169,808
Net income                             76,231           16,360         92,591
Distribution to partners             (172,350)         (40,405)      (212,755)

      Balance, March 31, 1997      $4,839,695       $1,209,949     $6,049,644

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                            1997        1996

Cash flows from operating activities:
      Net income                                        $  92,591     193,659
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion, and amortization       121,406     133,785
          Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable
             - oil and gas revenues                         3,179    (158,204)
          Decrease in accrued expenses                     (3,438)       (250)
             Net cash provided from
               operating activities                       213,738     168,990

Cash flows from financing activities:
      Distributions to partners                          (212,755)   (169,240)
             Net cash used
             by financing activities                     (212,755)   (169,240)

Net increase (decrease) in cash                               983        (250)
Cash at beginning of period                                   920       7,752
Cash at end of period                                   $   1,903       7,502

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1997 of $161,714.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas decreased 34.6% during the first quarter of 1997 compared to 1996 due to lower sales volumes of natural gas along with lower average sales prices. While the Parntership experienced a modest net income of $92,591, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $212,755 to the partners during the first quarter of 1997.

                                                                CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1997                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1997                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer