Form 10-Q
period 1997-06-30
PDC 1994-D LIMITED PARTNERSHIP
filed 1997-08-13
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1997 and December 31, 1996          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1997 and 1996                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1997                             3

           Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996

      Assets                                            1997          1996
                                                     (unaudited)

Current assets:
    Cash                                            $     836            920
    Accounts receivable - oil and gas revenues        129,179        195,829
      Total current assets                            130,015        196,749

Oil and gas properties,
    successful efforts method
      Oil and gas properties                        7,174,936      7,174,936
      Less accumulated depreciation, depletion,
       and amortization                             1,403,300      1,165,600
                                                    5,771,636      6,009,336

                                                   $5,901,651      6,206,085

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                   27,742         36,277
      Total current liabilities                        27,742         36,277

Partners' equity                                    5,873,909      6,169,808


                                                    5,901,651      6,206,085


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

            Three Months and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             1997       1996           1997         1996

Revenues:
  Sales of oil and gas                     $191,364    $282,208      $442,630     $666,579
  Transportation revenue                        322       1,723           451        1,882
  Interest income                               739         829         1,733        1,616
                                            192,425     284,760       444,814      670,077

Expenses:
  Lifting cost                               48,831      66,149        87,211      124,023
  Direct administrative cost                  1,805          15         1,816           15
  Depreciation, depletion and amortization  116,294     169,595       237,700      303,380

                                            166,930     235,759       326,727      427,418

     Net income                            $ 25,495    $ 49,001      $118,087     $242,659


     Net income per limited and
       additional general partner unit     $     57    $    104       $   259     $    514

See accompanying notes to financial statements.

                              PDC 1994-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1996             $4,935,814       $1,233,994     $6,169,808
Net income                                 97,882           20,205        118,087
Distribution to partners                 (335,159)         (78,827)      (413,986)

          Balance, June 30, 1997       $4,698,537       $1,175,372     $5,873,909

See accompanying notes to financial statements.

                              PDC 1994-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1997 and 1996
                                        (Unaudited)

                                                               1997          1996

Cash flows from operating activities:
          Net income                                        $ 118,087   $ 242,659
          Adjustments to reconcile net income
           to net cash provided by operating activities:
              Depreciation, depletion, and amortization       237,700     303,380
              Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable
                 - oil and gas revenues                        66,650     (55,734)
              Decrease in accrued expenses                     (8,535)    (12,696)
                 Net cash provided from
                   operating activities                       413,902     477,609

Cash flows from financing activities:
          Distributions to partners                          (413,986)   (485,265)
                 Net cash used
                 by financing activities                     (413,986)   (485,265)

Net decrease in cash                                              (84)     (7,656)
Cash at beginning of period                                       920       7,752
Cash at end of period                                       $     836   $      96

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1997 of $102,273.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.


        Results of Operations

        Three Months Ended June 30, 1997 Compared with 1996

             Natural gas sales decreased approximately 32.2% during the second quarter of 1997 compared with the same period in 1996 due to lower sales volumes and lower average sales prices. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $201,231 to the partners during the second quarter of 1997.

        Six Months Ended June 30, 1997 Compare with 1996

             Natural gas sales decreased approximately 33.6% during the first six months of 1997 compared with the same period in 1996 primarily due to lower sales volumes and lower average sales prices. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $413,986 to the partners during the first six months of 1997.

                                                             CONFORMED COPY

                              PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1997.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 6, 1997                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 6, 1997                               /s/ Dale G. Rettinger
                                                         Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer