Form 10-Q
period 1997-09-30
PDC 1994-D LIMITED PARTNERSHIP
filed 1997-11-10
CIK 943551

CONFORMED COPY






                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1997 and December 31, 1996     1

           Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1997 and 1996                                2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1997                       3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996

      Assets                                            1997          1996
                                                     (unaudited)

Current assets:
    Cash                                          $     1,195     $      920
    Accounts receivable - oil and gas revenues        137,234        195,829
      Total current assets                            138,429        196,749

Oil and gas properties,
    successful efforts method
      Oil and gas properties                        7,174,936      7,174,936
      Less accumulated depreciation, depletion,
       and amortization                             1,516,666      1,165,600
                                                    5,658,270      6,009,336

                                                   $5,796,699     $6,206,085

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                               $   18,723     $   36,277
      Total current liabilities                        18,723         36,277

Partners' equity                                    5,777,976      6,169,808


                                                   $5,796,699     $6,206,085


See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

           Three Months and Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                            1997         1996          1997         1996

Revenues:
  Sales of oil and gas                    $185,389   $ 209,173      $628,019     $875,752
  Transportation revenue                       476         917           927        2,799
  Interest income                              406         576         2,139        2,192
                                           186,271     210,666       631,085      880,743

Expenses:
  Lifting cost                              50,989      67,564       138,200      191,587
  Direct administrative cost                    47          15         1,863           30
  Depreciation, depletion and amortization 113,366     140,433       351,066      443,813
                                           164,402     208,012       491,129      635,430

     Net income                           $ 21,869    $  2,654     $ 139,956     $245,313


     Net income per limited and
       additional general partner unit     $    50     $     6     $     309     $    520

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                     Nine months ended September 30, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1996         $4,935,814       $1,233,994   $6,169,808
Net income                            116,501           23,455      139,956
Distribution to partners             (430,343)        (101,445)    (531,788)

      Balance, September 30, 1997  $4,621,972       $1,156,004   $5,777,976

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                 Nine Months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                          1997        1996

Cash flows from operating activities:
      Net income                                      $139,956     $245,313
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, and amortization    351,066      443,813
          Changes in operating assets and liabilities:
          Increase (decrease) in accounts receivable
             - oil and gas revenues                     58,595       (7,767)
          Decrease in accrued expenses                 (17,554)     (23,012)
             Net cash provided from
               operating activities                    532,063      658,347



Cash flows from financing activities:
      Distributions to partners                       (531,788)    (665,443)
             Net cash used by
              financing activities                    (531,788)    (665,443)


Net increase (decrease) in cash                            275       (7,096)
Cash at beginning of period                                920        7,752
Cash at end of period                                $   1,195    $     656

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at September 30, 1997 of $119,706.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreased approximately 11.4% during the third quarter of 1997 compared with the same period in 1996 due to lower sales volumes offset in part by higher average sales prices. While the Partnership experienced a modest net income of $21,869, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $117,802 to the partners during the third quarter of 1997.

    Nine Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreasd approximately 28.3% during the first nine months of 1997 compared with the same period in 1996 due to lower sales volumes and lower average sales prices. While the Partnership experienced a net income of $139,956, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $531,788 to the partners during the first nine months of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 4, 1997                         /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 4, 1997                         /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer