Form 10-K
period 1997-12-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1998-03-27
CIK 943551

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

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

Employees

      The Partnership has no employees, however, PDC has approximately 75 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

      The following table sets forth the results of drilling activity from December 30, 1994 (date of inception) to March 15, 1998, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1998. . .       39        4   43        35.42    3.99    39.41

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1998.

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

      None.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 1997, PDC 1994-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 4.50 units at $20,000 per unit of limited partnership interests and a total of 519 Additional General Partners who fully paid for 372.938 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                        Years ended December 31,
                                                     1997         1996         1995


Oil and Gas Sales . . . . . . . . . . . . . . . . .$  850,100 $1,136,669   $  582,423
Costs and Expenses  . . . . . . . . . . . . . . .    647,676   1,994,230      723,043
Net Income (loss) . . . . . . . . . . . . . . . .    207,697    (854,991)    (133,005)
Allocation of Net Income (loss):
      Managing General Partner. . . . . . . . . .     35,438    (171,805)     (26,601)
      Limited and Additional General Partners . .    172,259    (683,186)    (106,404)
      Per Limited and Additional
       General Partner Unit . . . . . . . . . . .        456      (1,810)        (282)
Total Assets. . . . . . . . . . . . . . . . . . .  5,749,320   6,206,085    7,856,884
Distributions:
      Managing General Partner. . . . . . . . . .    127,070     158,640       57,552
      Limited and Additional General Partners . .    540,267     638,753      230,209

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well activities by December 31, 1997. Forty-three wells have been drilled, of which thirty-nine have been completed as producing wells. No additional wells will be drilled.

      The Partnership had net working capital at December 31, 1997 of $129,588.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1997 Compared to 1996

      Oil and gas sales decreased 25.2% in 1997 compared to 1996 due to lower average sales prices and sales volumes. Cash distributions to the partners decreased from $797,393 in 1996 to $667,337 during 1997 due to the factors outlined above.

1996 Compared to 1995

      Oil and gas sales increased 95.2% in 1996 compared to 1995 due to increased sales volumes (1995 was not a full production year) and higher average sales prices of natural gas. The net loss of $845,911 in 1996 was primarily due to the impairment charge for oil and gas properties. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which increased from $287,761 in 1995 to $797,393 in 1996.

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

Year 2000 Issue

      PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                       Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1997 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

         NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                                   Periods Ended December 31,

                                                 1997        1996        1995
Operator's charges                             $187,565      269,792    150,908
Tax return preparation                            6,295        3,605      3,560
Direct administrative cost                        1,384        1,614      1,410

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

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



                                                March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 23, 1998



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 23, 1998



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 23, 1998
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 23, 1998

                              PDC 1994-D LIMITED PARTNERSHIP
                              (A West Virginia Limited Partnership)

                              Financial Statements for Annual Report
                              on Form 10-K to Securities and Exchange
                              Commission

                              Years Ended December 31, 1997, 1996 and 1995

                              (With Independent Auditors' Report Thereon)

                            PDC 1994-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)



                             Index to Financial Statements



Independent Auditors' Report                                            F-3
Balance Sheets - December 31, 1997 and 1996                             F-4
Statements of Operations -  Years Ended December 31, 1997,
 1996 and 1995                                                          F-5
Statements of Partners' Equity - Years Ended December 31, 1997,
 1996 and 1995                                                          F-6
Statements of Cash Flows -  Years Ended December 31, 1997,
 1996 and 1995                                                          F-7
Notes to Financial Statements                                           F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1994-D Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                      KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 19, 1998

                            PDC 1994-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                                    Balance Sheets

                              December 31, 1997 and 1996

      Assets                                           1997           1996

Current assets:
    Cash                                            $    1,847           920
    Accounts receivable - oil and gas revenues         166,893       195,829
      Total current assets                             168,740       196,749

Oil and gas properties,
    successful efforts method
    (Notes 3 and 5):
      Oil and gas properties                         7,174,936     7,174,936
      Less accumulated depreciation, depletion,
       and amortization                              1,594,356     1,165,600
                                                     5,580,580     6,009,336

                                                    $5,749,320     6,206,085

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   39,152        36,277
      Total current liabilities                         39,152        36,277

Partners' equity                                     5,710,168     6,169,808


                                                    $5,749,320     6,206,085


See accompanying notes to financial statements.

                            PDC 1994-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

                        Years Ended December 31, 1997, 1996 and 1995

                                            1997         1996       1995

Revenues:
  Sales of oil and gas                   $  850,100    1,136,669    582,423
  Transportation revenue                      2,438         -         6,802
  Interest income                             2,835        2,570        813
                                            855,373    1,139,239    590,038

Expenses (note 3):
  Lifting cost                              187,565      269,792    150,908
  Independent audit fee                       7,656        7,230      7,204
  Franchise taxes                            16,020       15,190     17,497
  Tax return preparation                      6,295        3,605      3,560
  Direct administrative cost                  1,384        1,614      1,410
  Independent engineering cost                 -           7,415      5,500
  Depreciation, depletion
   and amortization                         428,756      628,636    536,964
  Loss on impairment of oil and
   gas properties                              -       1,060,748       -

                                            647,676    1,994,230    723,043

    Net income (loss)                    $  207,697     (854,991)  (133,005)


    Net income (loss) per limited
      and additional
      general partner unit               $      456       (1,810)      (282)

See accompanying notes to financial statements.

                             PDC 1994-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                            Statements of Partners' Equity

                     Years Ended December 31, 1997, 1996 and 1995

                                 Limited and          Managing
                                 additional           general
                                 general partners     partner       Total


Balance, December 31, 1994        $6,594,366           1,648,592    8,242,958

Net loss                           (106,404)            (26,601)     (133,005)
Distributions to partners          (230,209)            (57,552)     (287,761)

   Balance, December 31, 1995     6,257,753           1,564,439     7,822,192

Net loss                           (683,186)           (171,805)     (854,991)
Distributions to partners          (638,753)           (158,640)     (797,393)

   Balance, December 31, 1996     4,935,814           1,233,994     6,169,808

Net income                          172,259              35,438       207,697
Distributions to partners          (540,267)           (127,070)     (667,337)

   Balance, December 31, 1997    $4,567,806           1,142,362     5,710,168

See accompanying notes to financial statements.

                          PDC 1994-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                   Years Ended December 31, 1997, 1996 and 1995

                                                 1997           1996       1995

Cash flows from operating activities:
      Net income (loss)                      $ 207,697      (854,991)    (133,005)
      Adjustments to reconcile net income
       (loss) to net cash provided from
       operating activities:
          Depreciation, depletion and
           amortization                        428,756       628,636      536,964
          Loss on impairment of oil
           and gas properties                     -        1,060,748         -
          Changes in operating assets and
            liabilities:
            Decrease (increase) in accounts
             receivable - oil and gas revenues  28,936       (45,417)    (150,412)
            Increase in accrued expenses         2,875         1,585       21,192

            Net cash provided from
             operating activities              668,264       790,561      274,739

Cash flows from financing activities:
      Distributions to partners               (667,337)     (797,393)    (287,761)

            Net cash used by
             financing activities             (667,337)     (797,393)    (287,761)

Net increase (decrease) in cash                    927        (6,832)     (13,022)
Cash at beginning of period                        920         7,752       20,774
Cash at end of period                       $    1,847           920        7,752




See accompanying notes to financial statements.

                          PDC 1994-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                   Years Ended December 31, 1997, 1996 and 1995

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

        Oil and Gas Properties

        The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 1997 by the Managing General Partner's petroleum engineers and at December 31, 1996 and 1995 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

        The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1996 the loss on impairment of oil and gas properties as reflected in the Statements of Operations amounted to $1,060,748.

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

        In accordance with the terms of the Partnership Agreement (the
          Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)     Transactions with Managing General Partner and Affiliates

        The Partnership's transactions with the Managing General Partner include charges for the following:

                                                Years ended December 31,
                                              1997        1996        1995
        Lifting costs                    $187,565    $269,792    $150,908
        Tax return preparation              6,295       3,605       3,560
        Direct administrative cost          1,384       1,614       1,410

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
____________________

[FN]
  (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, and due diligence expenses, of the Partnerships were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

  (2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

  (3) The Managing General Partner receives monthly reimbursement from the Partnership for the direct costs incurred by the Managing General Partner on behalf of the Partnership.

  (4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners in each producing well may be increased and the interest of the Managing General Partner in each well may be decreased if such well fails to meet certain production levels. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed production levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

  (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

                     PDC 1994-D LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                Notes to Financial Statements, Continued


(5)     Costs Relating to Oil and Gas Activities

        The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                         December 31,
                                                        1997         1996
         Lease acquisition costs                  $   232,411      232,411
         Intangible development costs               6,667,795    6,667,795
         Well equipment                             1,335,478    1,335,478
         Impairment charge                         (1,060,748)  (1,060,748)
                                                  $ 7,174,936    7,174,936

         There were no costs incurred for the Partnership's oil and gas activities during the years ended December 31, 1997, 1996 or 1995.


(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties
        differs from the basis used for financial reporting purposes.   At
        December 31, 1997 and 1996, the income tax basis of the partnership's oil and gas properties was $1,311,183 and $1,406,105, respectively.

(7)   Supplemental Reserve Information (Unaudited)

      Proved oil and gas reserves of the Partnership have been estimated by the
        Managing General Partner's petroleum engineers at December 31, 1997 and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1996 and 1995. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices.
        A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:
                                                         Natural gas
                                                            (mcf)
        Proved developed reserves as of
         December 31, 1995                                5,877,164

        Revisions of prior estimates                       (885,225)
        Production                                         (392,496)

        Proved developed reserves as of
         December 31, 1996                                4,599,443

        Revisions of prior estimates                        273,660
        Production                                         (323,884)

        Proved developed reserves as of
         December 31, 1997                                4,549,219