Form 10-Q
period 1998-03-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1998-05-13
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1998 and December 31, 1997       1

           Statements of Operations -
            Three Months Ended March 31, 1998 and 1997                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1998                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1998 and December 31, 1997

      Assets                                            1998          1997
                                                     (unaudited)

Current assets:
    Cash                                            $    2,553         1,847
    Accounts receivable - oil and gas revenues         122,413       166,893
      Total current assets                             124,966       168,740

Oil and gas properties,
    successful efforts method
      Oil and gas properties                         7,174,936     7,174,936
      Less accumulated depreciation, depletion,
       and amortization                              1,680,917     1,594,356
                                                     5,494,019     5,580,580
                                                    $5,618,985     5,749,320

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   30,133        39,152
      Total current liabilities                         30,133        39,152

Partners' equity                                     5,588,852     5,710,168
                                                    $5,618,985     5,749,320

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                    Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                     1998          1997

Revenues:
    Sales of oil and gas                         $  176,335       251,266
    Transportation revenue                              336           129
    Interest income                                     769           994
                                                    177,440       252,389

Expenses:
    Lifting cost                                     51,801        38,380
    Direct administrative cost                           63            12
    Depreciation, depletion and amortization         86,561       121,406
                                                    138,425       159,798

      Net income                                   $ 39,015        92,591

      Net income per limited and
        additional general partner unit            $     86           202

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner       Total

Balance, December 31, 1997         $4,567,806        1,142,362      5,710,168

Net income                             32,459            6,556         39,015
Distribution to partners             (129,856)         (30,475)      (160,331)

      Balance, March 31, 1998      $4,470,409        1,118,443      5,588,852

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                            1998        1997

Cash flows from operating activities:
      Net income                                        $  39,015      92,591
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion, and amortization        86,561     121,406
          Changes in operating assets and liabilities:
          Decrease in accounts receivable
             - oil and gas revenues                        44,480       3,179
          Decrease in accrued expenses                     (9,019)     (3,438)
             Net cash provided from
               operating activities                       161,037     213,738

Cash flows from financing activities:
      Distributions to partners                          (160,331)   (212,755)
             Net cash used
             by financing activities                     (160,331)   (212,755)

Net increase in cash                                          706         983
Cash at beginning of period                                 1,847         920
Cash at end of period                                   $   2,553       1,903

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1997, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1998 of $94,833.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas decreased 29.8% during the first quarter of 1998 compared to 1997 due to lower sales volumes of natural gas and lower average sales prices. While the Partnership experienced a modest net income of $39,015, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $160,331 to the partners during the first quarter of 1998.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1998                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1998                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer