Form 10-Q
period 1998-06-30
PDC 1994-D LIMITED PARTNERSHIP
filed 1998-08-13
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 and December 31, 1997        1

           Statements of Operations - Three and
            Six Months Ended June 30, 1998 and 1997                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1998                             3

           Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1998 and December 31, 1997

      Assets                                            1998          1997
                                                     (unaudited)

Current assets:
    Cash                                            $      537         1,847
    Accounts receivable - oil and gas revenues         124,099       166,893
      Total current assets                             124,636       168,740

Oil and gas properties,
    successful efforts method
      Oil and gas properties                         7,174,936     7,174,936
      Less accumulated depreciation, depletion,
       and amortization                              1,767,551     1,594,356
                                                     5,407,385     5,580,580

                                                    $5,532,021     5,749,320

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   27,360        39,152
      Total current liabilities                         27,360        39,152

Partners' equity                                     5,504,661     5,710,168
                                                    $5,532,021     5,749,320

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

             Three Months and Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             1998       1997           1998         1997

Revenues:
  Sales of oil and gas                     $170,863    $191,364      $347,198     $442,630
  Transportation revenue                        518         322           854          451
  Interest income                              -            739           769        1,733
                                            171,381     192,425       348,821      444,814

Expenses:
  Lifting cost                               35,867      48,831        87,668       87,211
  Direct administrative cost                     25       1,805            88        1,816
  Depreciation, depletion and amortization   86,634     116,294       173,195      237,700

                                            122,526     166,930       260,951      326,727

     Net income                            $ 48,855    $ 25,495      $ 87,870     $118,087


     Net income per limited and
       additional general partner unit     $    109    $     57      $    195      $   259

See accompanying notes to financial statements.

                              PDC 1994-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1998
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1997             $4,567,806        1,142,362      5,710,168

Net income                                 73,716           14,154         87,870
Distribution to partners                 (238,545)         (54,832)      (293,377)

          Balance, June 30, 1998       $4,402,977        1,101,684      5,504,661

See accompanying notes to financial statements.

                              PDC 1994-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1998 and 1997
                                        (Unaudited)

                                                               1998          1997

Cash flows from operating activities:
          Net income                                        $  87,870   $ 118,087
          Adjustments to reconcile net income
           to net cash provided from operating activities:
              Depreciation, depletion, and amortization       173,195     237,700
              Changes in operating assets and liabilities:
              Decrease in accounts receivable
                 - oil and gas revenues                        42,794      66,650
              Decrease in accrued expenses                    (11,792)     (8,535)
                 Net cash provided from
                   operating activities                       292,067     413,902

Cash flows from financing activities:
          Distributions to partners                          (293,377)   (413,986)
                 Net cash used
                 by financing activities                     (293,377)   (413,986)

Net decrease in cash                                           (1,310)        (84)
Cash at beginning of period                                     1,847         920
Cash at end of period                                       $     537   $     836

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1998 of $97,276.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 1998 Compared with 1997

             Natural gas sales decreased approximately 10.7% during the second quarter of 1998 compared with the same period in 1997 due to lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $133,406 to the partners during the second quarter of 1998.

        Six Months Ended June 30, 1998 Compare with 1997

             Natural gas sales decreased approximately 21.6% during the first six months of 1998 compared with the same period in 1997 primarily due to lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $293,377 to the partners during the first six months of 1998.

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

        New Accounting Standard

             Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Partnership had not determined the impact that SFAS No. 133 will have on its financial statements.

                                                               CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1998.



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


                                              PDC 1994-D Limited Partnership
                                                       (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 12, 1998                              /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 12, 1998                              /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer