Form 10-Q
period 1998-09-30
PDC 1994-D LIMITED PARTNERSHIP
filed 1998-11-12
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited)
            and December 31, 1997                                      1

           Statements of Operations - Three and
            Nine Months Ended September 30, 1998 and 1997
            (unaudited)                                                2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1998
            (unaudited)                                                3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997
            (unaudited)                                                4

           Notes to Financial Statements (unaudited)                   5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1998 and December 31, 1997

      Assets                                            1998          1997
                                                     (unaudited)

Current assets:
    Cash                                            $    2,055    $    1,847
    Accounts receivable - oil and gas revenues         119,045       166,893
      Total current assets                             121,100       168,740

Oil and gas properties,
    successful efforts method
      Oil and gas properties                         7,174,936     7,174,936
      Less accumulated depreciation, depletion,
       and amortization                              1,844,794     1,594,356
                                                     5,330,142     5,580,580

                                                    $5,451,242    $5,749,320

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   17,053    $   39,152
      Total current liabilities                         17,053        39,152

Partners' equity                                     5,434,189     5,710,168
                                                    $5,451,242    $5,749,320

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

         Three Months and Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                            1998         1997          1998         1997

Revenues:
  Sales of oil and gas                    $159,357   $185,389       $506,555     $628,019
  Transportation revenue                       725        476          1,579          927
  Interest income                            1,585        406          2,354        2,139
                                           161,667    186,271        510,488      631,085

Expenses:
  Lifting cost                              48,634     50,989        136,302      138,200
  Direct administrative cost                    67         47            155        1,863
  Depreciation, depletion and
   amortization                             77,243    113,366        250,438      351,066
                                           125,944    164,402        386,895      491,129

     Net income                           $ 35,723   $ 21,869       $123,593    $ 139,956


     Net income per limited and
       additional general partner unit    $     78    $    50       $    273    $     309

See accompanying notes to financial statements.

                              PDC 1994-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine months ended September 30, 1998
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1997             $4,567,806       $1,142,362     $5,710,168

Net income                                103,031           20,562        123,593
Distribution to partners                 (324,098)         (75,474)      (399,572)

Balance, September 30, 1998            $4,346,739       $1,087,450     $5,434,189

See accompanying notes to financial statements.

                              PDC 1994-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine Months ended September 30, 1998 and 1997
                                        (Unaudited)

                                                              1998        1997

Cash flows from operating activities:
          Net income                                      $123,593     $139,956
          Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation, depletion, and amortization    250,438      351,066
              Changes in operating assets and liabilities:
              Decrease in accounts receivable
                 - oil and gas revenues                     47,848       58,595
              Decrease in accrued expenses                 (22,099)     (17,554)
                 Net cash provided from
                   operating activities                    399,780      532,063



Cash flows from financing activities:
          Distributions to partners                       (399,572)    (531,788)
                 Net cash used by
                  financing activities                    (399,572)    (531,788)


Net increase in cash                                           208          275
Cash at beginning of period                                  1,847          920
Cash at end of period                                    $   2,055    $   1,195

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.      Oil and Gas Properties

        Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

             The Partnership was funded on December 30, 1994 with initial Limited and Additional General Partner contributions of $7,548,761 and the Managing General Partner, Petroleum Development Corporation
        (PDC), contributed $1,651,292. Offering, organization and legal costs of $943,595 were incurred leaving available capital of $8,256,458 for Partnership activities.

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

             The Partnership had net working capital at September 30, 1998 of $104,047.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended September 30, 1998 Compared with 1997

             Natural gas sales decreased approximately 14.0% during the third quarter of 1998 compared with the same period in 1997 due to lower sales volumes of natural gas offset in part by higher average sales prices. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $106,195 to the partners during the third quarter of 1998.

        Nine Months Ended September 30, 1998 Compared with 1997

             Natural gas sales decreased approximately 19.34% during the first nine months of 1998 compared with the same period in 1997 primarily due to lower sales volumes of natural gas offset in part by higher average sales prices. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $399,572 to the partners during the first nine months of 1998.


        Year 2000 Issue

        State of Readiness

             The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998.

             PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by March 31, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

        Cost of Readiness

             PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Complaint.

        Risks of Year 2000 Issues

             PDC presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

        Contingency Plan

             PDC has a contingency plan, and will implement it on any system that remains non-complaint at December 31, 1998, if any, by early 1999.

        New Accounting Standards

             Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures contracts, outstanding at the date of adoption.

                                                               CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 September 30, 1998.



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


                                              PDC 1994-D Limited Partnership
                                                          (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 6, 1998                             /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  November 6, 1998                             /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer