Form 10-Q
period 1998-12-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1999-03-24
CIK 943551

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998

  Commission File Number  033-70568

- Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transaction period from           to

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

Employees

    The Partnership has no employees, however, PDC has approximately 81 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 30, 1994 (date of inception) to March 15, 1999, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1999. . .       38        5   43        34.42    4.99    39.41

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1999.

                                Productive Gas Wells

Well Name           County           State           Gross               Net
Pond Fork #121      Boone             WV               1                 .9225
Vandevender #2      Taylor            WV               1                 .9975
Vandevender #3      Taylor            WV               1                 .9975
Mitchell #261       Clearfield        PA               1                 .7475
Vandevender #4      Taylor            WV               1                 .9975
Mitchell #272       Clearfield        PA               1                 .7475
Irvin #258          Clearfield        PA               1                 .7475
Veltri #1, A.       Taylor            WV               1                 .9975
Kaufman #221        Clearfield        PA               1                 .7475
Graham #217         Clearfield        PA               1                 .7475
Berwind #1804       McDowell          WV               1                 .9645
Smith #1, J.        Barbour           WV               1                 .9975
Stout #2, J.        Doddridge         WV               1                 .9975
Mitchell #266       Clearfield        PA               1                 .7475
Berwind #1803       McDowell          WV               1                 .9645
Vandevender #5      Taylor            WV               1                 .9975
Berwind #1808       McDowell          WV               1                 .9645
Mitchell #265       Clearfield        PA               1                 .7475
Berwind #1801       McDowell          WV               1                 .9645
Willis #2, F.       Taylor            WV               1                 .9975
Winters #3, S.      Washington        OH               1                 .9975
Bumgardner #1       Harrison          WV               1                 .9975
Ware #1, J.         Barbour           WV               1                 .9975
Berwind #1802       McDowell          WV               1                 .9645
Price #1            Clearfield        PA               1                 .7475
McDaniel #1         Taylor            WV               1                 .9975
Berwind #1806       McDowell          WV               1                 .9645
Graham #229         Clearfield        PA               1                 .7475
Zinn #2, J.         Taylor            WV               1                 .9975
Winters #4          Washington        OH               1                 .9975
Berwind #1807       McDowell          WV               1                 .9645
Graham #231         Clearfield        PA               1                 .7475
Mangelo #2          Taylor            WV               1                 .9975
Zirkle #1, W.       Barbour           WV               1                 .9975
Compton #2          Taylor            WV               1                 .9975
Zinn #4             Taylor            WV               1                 .9975
Ware #2A, J.        Barbour           WV               1                 .9975
Berwind #1819       McDowell          WV               1                 .3200
                                                      38               34.4200

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1998, PDC 1994-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 4.50 units at $20,000 per unit of limited partnership interests and a total of 519 Additional General Partners who fully paid for 372.938 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

    Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                        Years ended December 31,
                                                     1998         1997         1996


Oil and Gas Sales . . . . . . . . . . . . . . . . .$622,277       850,100  $1,136,669
Costs and Expenses  . . . . . . . . . . . . . . . 3,311,879       647,676   1,994,230
Net Income (loss) . . . . . . . . . . . . . . . .   (2,683,629)   207,697    (854,991)
Allocation of Net Income (loss):
      Managing General Partner. . . . . . . . . .  (541,366)       35,438    (171,805)
      Limited and Additional General Partners . .(2,142,263)      172,259    (683,186)
      Per Limited and Additional
       General Partner Unit . . . . . . . . . . .    (5,676)          456      (1,810)
Total Assets. . . . . . . . . . . . . . . . . . . 2,566,214     5,749,320   6,206,085
Distributions:
      Managing General Partner. . . . . . . . . .    93,732       127,070     158,640
      Limited and Additional General Partners . .   402,072       540,267     638,753

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

    The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well activities by December 31, 1995. Forty-three wells have been drilled, of which thirty-eight have been completed as producing wells. No additional wells will be drilled.

    The Partnership had net working capital at December 31, 1998 of $57,525.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1998 Compared to 1997

    Oil and gas sales decreased 26.8% in 1998 compared to 1997 due to decreased sales volumes and lower average sales prices of natural gas. The net loss of $2,638,629 was primarily due to the impairment charge for oil and gas properties which amounted to $2,712,304 in 1998. This impairment resulted from net capitalized costs exceeding extimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not effect cash distributions to the partners which decreased from $667,337 in 1997 to $495,804 in 1998 as a result of the decreased volumes and average sales prices of natural gas.

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

Year 2000 Issue

State of Readiness

    The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software installed during 1998 along with modifications made by PDC's computer technicians have addressed the dating system flaw inherent in most operating systems. PDC has completed a remediation plan and believes it is currently fully Year 2000 compliant.

    PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

    PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

Risks of Year 2000 Issues

    PDC presently believes the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future results of operations, liquidity, and capital resources. However, if the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

Contingency Plan

    PDC has a contingency plan, and will implement it on any system that remains non-compliant at December 31, 1999, if any.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and options contracts, outstanding at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1998 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                               Periods Ended December 31,

                                               1998        1997     1996

Operator's charges                           $177,562      187,565 269,792
Tax return preparation                          4,955        6,295   3,605
Direct administrative cost                      1,187        1,384   1,614

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



                                              March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 1999



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 1999



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 1999
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 1999

                            PDC 1994-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Years Ended December 31, 1998, 1997 and 1996

                            (With Independent Auditors' Report Thereon)

                      PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheets - December 31, 1998 and 1997                           F-4
Statements of Operations -  Years Ended December 31, 1998,
 1997 and 1996                                                        F-5
Statements of Partners' Equity - Years Ended December 31, 1998,
 1997 and 1996                                                        F-6
Statements of Cash Flows -  Years Ended December 31, 1998,
 1997 and 1996                                                        F-7
Notes to Financial Statements                                         F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1994-D Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 23, 1999

                      PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1998 and 1997


    Assets                                           1998      1997

Current assets:
  Cash                                             $   2,652    1,847
  Accounts receivable - oil and gas revenues          90,352  166,893
    Total current assets                              93,004  168,740

Oil and gas properties,
  successful efforts method
    (Notes 3 and 5):
    Oil and gas properties                         4,462,632  7,174,936
    Less accumulated depreciation, depletion,
     and amortization                              1,989,422  1,594,356
                                                   2,473,210  5,580,580

                                                  $2,566,214  5,749,320

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                                $   35,479    39,152
    Total current liabilities                         35,479    39,152

Partners' equity                                   2,530,735 5,710,168


                                                  $2,566,214 5,749,320


See accompanying notes to financial statements.

                      PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Operations

              Years Ended December 31, 1998, 1997 and 1996

                                            1998         1997    1996

Revenues:
  Sales of oil and gas                $   622,277      850,100 1,136,669
  Transportation revenue                    2,972        2,438      -
  Interest income                           3,001        2,835     2,570
                                          628,250      855,373 1,139,239

Expenses (note 3):
  Lifting cost                            177,562      187,565   269,792
  Independent audit fee                     6,428        7,656     7,230
  Franchise taxes                          14,377       16,020    15,190
  Tax return preparation                    4,955        6,295     3,605
  Direct administrative cost                1,187        1,384     1,614
  Independent engineering cost               -            -        7,415
  Depreciation, depletion
   and amortization                       395,066      428,756   628,636
  Loss on impairment of oil and
   gas properties                       2,712,304         -    1,060,748

                                        3,311,879   647,676    1,994,230

    Net income (loss)                 $(2,683,629)     207,697  (854,991)


    Net income (loss) per limited
      and additional
      general partner unit            $    (5,676)         456    (1,810)

See accompanying notes to financial statements.

                     PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Statements of Partners' Equity

               Years Ended December 31, 1998, 1997 and 1996

                                Limited and       Managing
                                additional        general
                                general partners  partner     Total

Balance, December 31, 1995      6,257,753           1,564,439 7,822,192

Net loss                         (683,186)           (171,805) (854,991)
Distributions to partners        (638,753)           (158,640) (797,393)

   Balance, December 31, 1996   4,935,814           1,233,994 6,169,808

Net income                        172,259              35,438   207,697
Distributions to partners        (540,267)           (127,070) (667,337)

   Balance, December 31, 1997   4,567,806           1,142,362 5,710,168

Net loss                       (2,142,263)           (541,366)(2,683,629)
Distributions to partners        (402,072)            (93,732)  (495,804)

   Balance, December 31, 1998  $2,023,471             507,264  2,530,735


See accompanying notes to financial statements.

                          PDC 1994-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                   Years Ended December 31, 1998, 1997 and 1996

                                                 1998           1997       1996

Cash flows from operating activities:
      Net income (loss)                    $(2,683,629)      207,697     (854,991)
      Adjustments to reconcile net income
       (loss) to net cash provided from
       operating activities:
          Depreciation, depletion and
           amortization                        395,066       428,756      628,636
          Loss on impairment of oil
           and gas properties                2,712,304          -       1,060,748
          Changes in operating assets and
            liabilities:
            Decrease (increase) in accounts
             receivable - oil and gas revenues  76,541        28,936      (45,417)
            (Decrease) increase in
             accrued expenses                   (3,673)        2,875        1,585

            Net cash provided from
             operating activities              496,609       668,264      790,561

Cash flows from financing activities:
      Distributions to partners               (495,804)     (667,337)    (797,393)

            Net cash used by
             financing activities             (495,804)     (667,337)    (797,393)

Net increase (decrease) in cash                    805           927       (6,832)
Cash at beginning of period                      1,847           920        7,752
Cash at end of period                       $    2,652         1,847          920




See accompanying notes to financial statements.

                          PDC 1994-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                   Years Ended December 31, 1998, 1997 and 1996

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

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 1998 and 1997 by the Managing General Partner's petroleum engineers and at December 31, 1996 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1998 and 1996 the loss on impairment of oil and gas properties as reflected in the Statements of Operations amounted to $2,712,304 and $1,060,748, respectively.

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

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include charges for the following:

                                                Years ended December 31,
                                              1998        1997        1996
      Lifting costs                    $177,562    $187,565    $269,792
      Tax return preparation              4,955       6,295       3,605
      Direct administrative cost          1,187       1,384       1,614

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

(5)   Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:


                  December 31,
                                                      19981997
       Lease acquisition costs                  $   232,411      232,411
       Intangible development costs               6,667,795    6,667,795
       Well equipment                             1,335,478    1,335,478
       Impairment charge                         (3,773,052)  (1,060,748)
                                                $ 4,462,632    7,174,936


       There were no costs incurred for the Partnership's oil and gas activities during the years ended December 31, 1998, 1997 or 1996.

(6)   Income Taxes

    As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
      purposes.   At December 31, 1998 and 1997, the income tax basis of the partnership's oil and gas properties was $1,216,261 and $1,311,183, respectively.

                      PDC 1994-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

(7)   Supplemental Reserve Information (Unaudited)

    Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineers at December 31, 1998 and 1997 by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1996. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:
                                                       Natural gas
                                                          (mcf)
      Proved developed reserves as of
       December 31, 1995                                5,877,164

      Revisions of prior estimates                       (885,225)
      Production                                         (392,496)
      Proved developed reserves as of
       December 31, 1996                                4,599,443

      Revisions of prior estimates                        273,660
      Production                                         (323,884)
      Proved developed reserves as of
       December 31, 1997                                4,549,219

      Revisions of prior estimates                       (751,526)
      Production                                         (251,094)
      Proved developed reserves as of
       December 31, 1998                                3,546,599