Form 10-Q
period 1999-03-31
PDC 1994-D LIMITED PARTNERSHIP
filed 1999-05-12
CIK 943551

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1999

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1999 and December 31, 1998       1

           Statements of Operations -
            Three Months Ended March 31, 1999 and 1998                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1999                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1999 and December 31, 1998

      Assets                                            1999          1998
                                                     (unaudited)

Current assets:
    Cash                                            $    3,132         2,652
    Accounts receivable - oil and gas revenues          48,944        90,352
      Total current assets                              52,076        93,004

Oil and gas properties,
    successful efforts method                        4,462,632     4,462,632
      Less accumulated depreciation, depletion,
       and amortization                              2,026,221     1,989,422
                                                     2,436,411     2,473,210

                                                    $2,488,487     2,566,214

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   29,935        35,479
      Total current liabilities                         29,935        35,479

Partners' equity                                     2,458,552     2,530,735

                                                    $2,488,487     2,566,214

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                    Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                     1999          1998

Revenues:
    Sales of oil and gas                         $  82,852        176,335
    Transportation revenue                             971            336
    Interest income                                    517            769
                                                    84,340        177,440

Expenses:
    Lifting cost                                    43,277         51,801
    Direct administrative cost                          37             63
    Depreciation, depletion and amortization        36,799         86,561
                                                    80,113        138,425

      Net income                                  $  4,227         39,015

      Net income per limited and
        additional general partner unit           $     10             86

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1999
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner       Total

Balance, December 31, 1998         $2,023,471          507,264      2,530,735

Net income                              3,742              485          4,227
Distribution to partners              (61,799)         (14,611)       (76,410)

      Balance, March 31, 1999      $1,965,414          493,138      2,458,552

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                            1999        1998

Cash flows from operating activities:
      Net income                                        $   4,227      39,015
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion, and amortization        36,799      86,561
          Changes in operating assets and liabilities:
          Decrease in accounts receivable
             - oil and gas revenues                        41,408      44,480
          Decrease in accrued expenses                     (5,544)     (9,019)
             Net cash provided from
               operating activities                        76,890     161,037

Cash flows from financing activities:
      Distributions to partners                           (76,410)   (160,331)
             Net cash used
             by financing activities                      (76,410)   (160,331)

Net increase in cash                                          480         706
Cash at beginning of period                                 2,652       1,847
Cash at end of period                                   $   3,132       2,553

See accompanying notes to financial statements.

                        PDC 1994-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1999 of $22,141.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas decreased 53.0% during the first quarter of 1999 compared to 1998 due to lower sales volumes of natural gas and lower average sales prices. While the Partnership experienced a modest net income of $4,227, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $76,410 to the partners during the first quarter of 1999.

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

         PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by June 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



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


                                              PDC 1994-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 12, 1999                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 12, 1999                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer